Form 10-K/A
period 1999-12-31
STRUCTURED ASSET SEC CORP MORT PAS THR CERT SER 1999-BC1
filed 2001-05-02
CIK 1077799

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 Amendment No.1


(Mark One)

/ x / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999 or

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      Commission File No.:   333-68513-01

    Structured Asset Securities Corporation
    Mortgage Pass-Through Certificates Series 1999-BC1 Trust
    (Exact name of registrant as specified in its charter)



New York                         52-2151536   52-2151540    52-2151544
                                 52-2151538   52-2151543    52-2151546
(State or other jurisdiction     (I.R.S. Employer
 of incorporation or              Identification  No.)
 organization)

c/o Wells Fargo Bank Minnesota, N.A.
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

     Yes   X          No ___


This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 24, 2000, on behalf of
Structured Asset Securities Corporation Mortgage Pass-Through Certificates Series 1999-BC1 Trust established pursuant to the Trust Agreement among Structured Asset Securities Corporation as Depositor, Wells Fargo Bank Minnesota, N.A. as Master Servicer, and First National Bank of Chicago as Trustee pursuant to which the Structured Asset Securities Corporation Mortgage Pass-Through Certificates Series 1999-BC1 Trust registered under the Securities Act of 1933 (the "Certificates") were issued.


Item 14 of the original Form 10K is amended in its entirety to read as follows:

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a) Exhibits

              (99.1) Annual   Independent    Accountants'    Servicing   Reports
                     concerning servicing activities for the year ended December 31, 1999.

                     a)   AURORA LOAN SRVCS INC <F1>
                     b)   OCWEN FEDERAL BANK FSB <F1>
                     c)   OPTION ONE <F1>
                     d)   WENDOVER FUNDING INC <F1>

             (99.2)  Report  of  Management   as  to  Compliance   with  Minimum
                     Servicing Standards for the year ended December 31, 1999.

                     a)   AURORA LOAN SRVCS INC <F1>
                     b)   OCWEN FEDERAL BANK FSB <F1>
                     c)   OPTION ONE <F1>
                     d)   WENDOVER FUNDING INC <F1>

              (99.3) Annual  Statements  of  Compliance  under the  Pooling  and
                     Servicing Agreements for the year ended December 31, 1999.

                     a)   AURORA LOAN SRVCS INC <F1>
                     b)   OCWEN FEDERAL BANK FSB <F1>
                     c)   OPTION ONE <F3>
                     d)   WENDOVER FUNDING INC <F1>


              (99.4) Aggregate Statement of Principal and Interest Distributions
                     to Certificates Holders. <F2>


          (b) On October 8, 1999, November 8, 1999, and December 7, 1999, reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

          (c) Not applicable.

          (d)  Omitted.

<F1>  Filed herewith.
<F2>  Previously filed.
<F3>  Such document is not filed  herewith  since such document was not received by the reporting person.


                           SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

 Structured Asset Securities Corporation
 Mortgage Pass-Through Certificates, Series 1999-BC1 Trust


Signed:   The First National Bank of Chicago, as Trustee

By:   Keith Richardson, Officer
By:  /s/  Keith Richardson, Officer

Dated:  April 19, 2001


Exhibit Index

Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 1999.

                     a)   AURORA LOAN SRVCS INC <F1>
                     b)   OCWEN FEDERAL BANK FSB <F1>
                     c)   OPTION ONE <F1>
                     d)   WENDOVER FUNDING INC <F1>

99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 1999.

                     a)   AURORA LOAN SRVCS INC <F1>
                     b)   OCWEN FEDERAL BANK FSB <F1>
                     c)   OPTION ONE <F1>
                     d)   WENDOVER FUNDING INC <F1>

99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 1999.

                     a)   AURORA LOAN SRVCS INC <F1>
                     b)   OCWEN FEDERAL BANK FSB <F1>
                     c)   OPTION ONE <F3>
                     d)   WENDOVER FUNDING INC <F1>

99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders.<F2>

<F1>  Filed herewith.
<F2>  Previously filed.
<F3>  Such document is not filed  herewith  since such document was not received by the reporting person.



           EX-99.1 (a)
    Annual Independant Accountant's Servicing Report


(Logo)Ernst & Young LLP
Suite 4300
370 17th Street
Denver, Colorado 80202-5663
Phone: (720)931-4000 Fax:(720)931-4444
www.ey.corn

Report on Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

Report of Independent Accountants

Board of Directors
Aurora Loan Services Inc.

We have examined management's assertion, included in the accompanying report titled Report of Management, that Aurora Loan Services Inc.(the "Company") complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") during the year ended November 30, 1999. Management is responsible for the Company's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about the Company's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with specified requirements.

In our opinion, management's assertion that the Company complied with the aforementioned requirements during the year ended November 30,1999, is fairly stated, in all material respects.

Ernst&Young LLP





           EX-99.1 (b)
    Annual Independant Accountant's Servicing Report

(LOGO) PRICEWATERHOUSECOOPERS


PricewaterhouseCoopers LLP
200 East Las Olas Boulevard
Suite 1700
Ft. Lauderdale FL 33301
Telephone (954) 764 7111
Facsimile (954) 525 4453

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of
Ocwen Federal Bank FSB

We have examined management's assertion about Ocwen Federal Bank FSB's ("the Bank") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 1999, included in the accompanying management assertion. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the minimum servicing standards and performing such other procedures as we consider necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Bank complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 1999 is fairly stated, in all material respects.


PricewaterhouseCoopers LLP


Fort Lauderdale, Florida
March 24, 2000


            EX-99.1 (c)
     Annual Independant Accountant's Servicing Report

(LOGO)PRICEWATERHOUSECOOPERS

PricewaterhouseCoopers LLP
4675 MacArthur Court Suite 1600
Newport Beach CA  92660-9881
Telephone (949) 251 7200
Facsimile (949) 474 4382

Report of Independent Accountants

To Option One Mortgage Corporation

We have examined management's assertion about Option One Mortgage Corporation's compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended April 30, 2000 included in the accompanying management assertion. Management is responsible for Option One Mortgage Corporation's compliance with those minimum servicing standards. Our responsibility is to express and opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Option One Mortgage Corporation's compliance with the minimum servicing standards performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Option One Mortgage Corporation's compliance with the minimum servicing standards.

In our opinion, management's assertion that Option One Mortgage Corporation complied with the aforementioned minimum servicing standards as of and for the year ended April 30, 2000 is fairly stated, in all material respects.



PricewaterhouseCoopers LLP

June 12, 2000



            EX-99.1 (d)
     Annual Independant Accountant's Servicing Report

(LOGO) KPMG

Suite 700
301 N. Elm Street
Greensboro, NC 27401

Independent Accountants' Report on Management's Assertion on Compliance with the Minimum Servicing Standards Set Forth in the
Uniform Single Attestation Program for Mortgage Bankers

Board of Directors
Wendover Financial Services Corporation:

We have examined management's assertion that Wendover Financial Services Corporation (an indirect, wholly-owned subsidiary of Electronic Data Systems Corporation) ("Wendover") complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 1999 included in the accompanying Management Assertion. Management is responsible for Wendover's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about Wendover's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Wendover's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Wendover's compliance with the minimum servicing standards.

In our opinion, management's assertion that Wendover complied in all material respects with the aforementioned minimum servicing standards as of and for the year ended December 31, 1999 is fairly stated, in all material respects.


KPMG LLP
March 29, 2000


KPMG LLP.KPMG LLP, a U.S. limited liability partnership, is a memmber of KPMG International, a Swiss association.





    EX-99.2 (a)
  Report of Management

(LOGO) ALS AURURA LOAN SERVICES
Corporate Headquarters * 2530 S. Parker Road, Suite 601 * Aurora, CO 80014

Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

Report of Management

We, as members of management of Aurora Loan Services,Inc. (the "Company"), are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). we are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of the Company's compliance with the minimum servicing standards as set forth in the USAP as of November 30,1999 and for the year then ended. Based on this evaluation, we assert that during the year ended November 30,1999, the Company complied, in all material respects, with the minimum servicing standards set forth in the USAP.

As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of S20,000,000 and S20,000,000 respectively.


Very truly yours,

Ralph A. Lenzi III
Chief Executive Officer

Rick W. Skogg
President

Alexandra M. Delargy, CPA
Vice President & Controller

February 23,2000





    EX-99.2 (b)
  Report of Management

OCWEN (LOGO)

MANAGEMENT ASSERTION ON COMPLIANCE WITH USAP

March 24, 2000

As of and for the year ended December 31, 1999, except as specifically noted below, Ocwen Federal Bank FSB (the "Bank") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's ("MBA's') Uniform Single Attestation Program for Mortgage Bankers ("USAP").

Standard: Custodial bank accounts and related bank clearing account reconciliations shall be prepared within 45 calendar days after the cutoff date and documented reconciling items shall be resolved within 90 calendar days of their original identification.

During 1999, certain of the Bank's 1999 custodial account reconciliations were not prepared within 45 days after the cutoff date. However, these reconciliations and all subsequent reconcilations have been prepared through December 31, 1999.

In  addition,  certain  reconciling  items  which  arose  during  the year ended
December 31, 1999 were not specifically identified and/or were not cleared within 90 days of identification. Management has developed an action plan and has continued to follow the action plan to resolve all outstanding reconciling items. All significant reconciling items have been isolated and reviewed by the Company, and the Company believes these items will not have a material impact on the status of any custodial accounts.

Standard: Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business day's of receipt.

Mortgage payments were credited to the investors in the Bank's internal servicing records within two business days of receipt. However, certain mortgage payments were not deposited into investors' custodial bank accounts within two business days of receipt.

Standard: Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

During 1999, escrow funds held in trust for certain mortgagors were not returned to the mortgagor within thirty days of the payoff of their mortgage loan. However, these escrow funds were returned within the required number of days as required by the Real Estate Settlement Procedures Act.

As of and for this same period, the Bank had in effect a fidelity bond in the amount of $15,000,000 and an errors and omissions policy in the amount of $10,000,000.

Ronald M. Faris
Executive Vice President

Scott W. Anderson
Vice President of Residential Assets

Joseph P.Hillery
Director Of Investor Reporting



    EX-99.2 (c)
  Report of Management

(LOGO) OPTION ONE
MORTGAGE CORPORATION

As of and for the year ended, April 30, 2000, Option One Mortgage Corporation has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for the Mortgage Bankers. As of and for this same period, Option One Mortgage Corporation had in effect a fidelity bond and errors and omissions policy in the amount of $5,000,000.

William L. O'Neill, CFO

7-28-00
Date





    EX-99.2 (d)
  Report of Management

(LOGO) Wendover FINANCIAL SERVICES CORPORATION

Management Assertion

As of and for the year ended December 31, 1999, Wendover Financial Services Corporation (the 'Company') has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond and an errors and omission policy in the amount of $15,000,000.

Mark J. DeBenedictus
President
3/29/00
Date


John S. Wilkinson
Vice President, Corporate Accounting
3/29/00
Date

P.O. Box 26903 * Greensboro, NC 27419-6903

(LOGO) MBA MEMBER

    EX-99.3 (a)
  Annual Statement of Compliance

(Logo) AURORA LOAN SERVICES INC
NATIONAL SERVICING CENTER

601 Fifth Avenue
P.O.Box 1706
Scottsbluff, NE 69363-1706
phone: 308-635-3500 800-776-9361
fax: 308-630-6700

April 14, 2000

Norwest Bank Minnesota, N.A.
11000 Broken Land Parkway
Columbia MD 21044-3562
Attention: Master Servicing

Subject:          Annual Officer's Certification
                  Fiscal Year 1999
                  SASCO 99-BC-1


Dear Master Servicer:

The undersigned Officer certifies the following for the 1999 fiscal year.

(A) I have reviewed the activities and performance of Aurora Loan Services Inc. (the "Servicer") during the preceding fiscal year under the terms of the Servicing Agreement and SASCO 99-BC-1 to the best of this Officers' knowledge and belief, the Servicer has fulfilled all of its duties, responsibilities and obligations under this Agreement throughout fiscal year 1999, or if there has been a material default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each such material default or failure and the nature and status thereof has been reported to Norwest Bank Minnesota,N.A.

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond and the Errors and Omissions Insurance Policy required under the terms of the Servicing Agreement are in full force and effect;

(D) All premiums for each Hazard Insurance policy, Flood Insurance policy (if applicable)and Primary Mortgage Insurance policy (if applicable), with respect to each Mortgaged Property, have been paid and all such insurance policies are in full force and effect; or, with respect to Hazard Insurance policies and/or Flood Insurance policies that are not in full force and effect, appropriate force placed individual and/or blanket policies are in full force and effect for each Mortgaged Property;

(E) All known real state taxes, governmental assessments and any other expenses accrued and due, that if not paid, could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Norwest Bank Minnesota, N.A.;

(F) All Custodial Accounts have been reconciled and are properly funded; and,

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per Section 6050H, 6050J and 6050P of the lnternal Revenue Code, respectively, have been prepared and filed.

Certified by:

Officer: Kenneth J. Weleski
Title: Executive Vice President

Date:


    EX-99.3 (b)
  Annual Statement of Compliance

(LOGO) OCWEN

OFFICER'S CERTIFICATE ON ANNUAL STATEMENT AS TO COMPLIANCE

March 24, 2000

Pursuant to the applicable sections of the Servicing Agreements, I Scott W. Anderson as officer of Ocwen Federal Bank FSB (the "Bank") confirm that a review of the activities of the Bank ended December 31, 1999 and of performance under the Servicing Agreements has been made under my supervision. To the best of my knowledge, based on such review, the Bank has fulfilled all of its obligations under the Servicing Agreement throughout the period, other than as noted in the Management Assertion on Compliance with USAP.

Scott W. Anderson
Vice President of Residential Assets

    EX-99.3 (d)
  Annual Statement of Compliance


(LOGO) Wendover FINANCIAL SERVICES CORPORATION

Norwest Bank Minnesota, N.A.
11000 Broken Land Parkway
Columbia, MD 21044-3562
Attention: Master Servicing

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 1999 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Norwest Bank Minnesota, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Norwest Bank Minnesota, N.A.;

(F) All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.


Certified By:

Officer Linda L. Bridges


Vice President
Title

April 3, 2000
Date

P.O. Box 26903 *  Greensboro, NC 27419-6903

MBA MEMBER (Logo)